Form 10-K
period 2002-01-31
BOMBARDIER CAPITAL MORTGAGE SECURITIZATION CORP SER 1999-A
filed 2002-05-01
CIK 1139608

SECURITIES AND EXCHANGE COMMISSION
                                   Washington, D.C. 20549

                                        FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

         For the year ended January 31, 2002.

                                       OR
                BOMBARDIER CREDIT RECEIVABLES CORPORATION
[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE AT OF 1934.

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

        As of March 31, 2002, there were 1,000 shares of Bombardier Capital Mortgage Securitization Corporation Common Stock outstanding.


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

               BOMBARDIER CAPITAL MORTGAGE SECURITIZATION CORPORATION


By:           /s/Robert Gillespie
Name:         Robert Gillespie
Title:        Director
Date:         April 30, 2002


By:           /s/Brian Peters
Name:         Brian Peters
Title:        Director
Date:         April 30, 2002


By:           /s/Laurence W. Howard, III
Name:         Laurence W. Howard, III
Title:        Director
Date:         April 30, 2002


By:           /s/Kevin Burns
Name:         Kevin Burns
Title:        Director
Date:         April 30, 2002


Exhibit 99.1

                  ANNUAL SERVICER'S STATEMENT AS TO COMPLIANCE
                            ("Officer's Certificate")
                             BOMBARDIER CAPITAL INC.
                                January 31, 2002

The undersigned, a duly authorized representative of Bombardier Capital Inc. ("BCI"), as Servicer, pursuant to the Pooling and Servicing Agreement as incorporated into the Senior/Subordinated Pass-Through Certificates, Series 1999-A dated as of January 1, 1999 (the "Agreement"), by and among Bombardier Capital Mortgage Securitization Corporation ("BCMSC"), as Depositor, BCI, as Servicer, and The Bank of New York ("B of NY"), as Trustee, does hereby certify, on behalf of BCI, that:

1. BCI is, as of the date hereof, the Servicer under the Agreement.

2. The undersigned is a Servicing Officer and is duly authorized pursuant to the Agreement to execute and deliver this Officer's Certificate to B of NY.

3. A review of the activities of the Servicer for the preceding 12-month period or since the Cut-off Date in the case of the first Officer's Certificate relating to the Trust, and of its performance under the Agreement has been made under such Officer's supervision.

4. Based on such review, the Servicer has, to the best of the Officer's knowledge, fulfilled all of its obligations under the Agreement throughout such period, except as noted on the attached Schedule A.

5. To the best of the Officer's knowledge, each subservicer fulfilled its obligations under its subservicing agreement in all material respects.

IN WITNESS WHEREOF, the undersigned has duly executed this Officer's Certificate on the 30th day of April 2002.

Bombardier Capital Inc.
By: /s/Richard W. Bauerband
Name: Richard W. Bauerband
Title: Vice President & General Manager

By: /s/Brian F. Peters
Name: Brian F. Peters
Title: Vice President & Chief Financial Officer

By: /s/Ana M. Dropps
Name: Ana M. Dropps
Title: Division Controller


Schedule A

For the series of pass-through certificates specified herein, BCI has determined that on Distribution Dates before April 2002, Principal Distribution Amounts were distributed to the holders of certain classes of such certificates in advance of the dates on which such amounts should have been distributed under the related Pooling and Servicing Agreement. As a result, certain other classes of such series experienced shortfalls in the distributions of Principal
Distribution Amounts on dates when they were entitled to receive such distributions under the related Pooling and Servicing Agreements. BCI believes that, effective as of the April 15, 2002 Distribution Date, Principal
Distribution Amounts for all classes of all series are being distributed in accordance with the related Pooling and Servicing Agreement. BCI is in the process of determining the extent of the prior advance distributions and the prior shortfalls, as well as the effect, if any, on such classes of certificates.

BCI has determined that certain documents with respect to the loans (total of 21 loans) in the securitization pool Senior/Subordinated Pass-Through Certificates, Series 1999-A are missing or may be defective. BCI is attempting to remedy such missing or defective documentation, to the extent practicable, but in any event it does not currently anticipate that the related Trusts will experience losses as a result of such documentation issues.

With respect to any repossessed property held by a Trust for a period of more than 12 months after the date of acquisition of such property by such Trust, the related Pooling and Servicing Agreement calls for BCI to arrange for the disposition of such property within one month after the end of that 12-month period. BCI has determined that with respect to the loans in the securitization pool Senior/Subordinated Pass-Through Certificates, Series 1999-A, the Trust for the related series of pass-through certificates have held certain repossessed properties (total of 14 loans) for periods of more than 13 months after the date of acquisition of such properties. BCI is proceeding to liquidate such assets, on behalf of such Trust, in an orderly fashion and expects to complete such liquidations within the next several months.




Exhibit 99.2

                 Report on Management's Assertion on Compliance
                with Minimum Servicing Standards Set Forth in the
             Uniform Single Attestation Program for Mortgage Bankers

                        Report of Independent Accountants

Board of Directors
Bombardier Capital Inc.

We have examined management's assertion, included in the accompanying report titled Report of Management that Bombardier Capital Inc. (BCI) complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) during the year ended January 31, 2002. Management is responsible for BCI's compliance with those requirements. Our responsibility is to express an opinion on management's assertions about BCI's compliance based on our examination.

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

In  our  opinion,   management's   assertion,   that  BCI   complied   with  the
aforementioned requirements during the year ended January 31, 2002, is fairly stated, in all material respects.

This report is intended solely for the information and use of the Board of Directors, management, and BCI's private investors and counterparties and is not intended to be and should not be used by anyone other than these specified parties.


                                ERNST & YOUNG LLP

Boston, Massachusetts
February 26, 2002